Form 10-Q
period 2002-09-30
AIRGAS INTERMOUNTAIN INC; AIRGAS DATA LLC; AIRGAS REALTY INC; ATNL INC; RED D ARC INC; PURITAN MEDICAL PRODUCTS INC; AIRGAS INC; NITROUS OXIDE CORP; AIRGAS SPECIALTY GASES INC; AIRGAS CARBONIC INC
filed 2002-11-13
CIK 1158051, 1158066, 1158064, 1158063, 1158062, 1158061, 804212, 1158060, 1158059, 1158058

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002

Commission file number: 1-9344

AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-0732648 (I.R.S. Employer Identification No.)
259 North Radnor-Chester Road, Suite 100 Radnor, PA (Address of principal executive offices)	19087-5283 (ZIP code)
(610) 687-5253 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Common Stock outstanding at November 7, 2002: 71,561,720 shares

AIRGAS, INC.

FORM 10-Q
September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net sales
Distribution	$410,329	$372,345	$832,384	$750,659
Gas Operations	40,724	39,637	76,337	76,998

Total net sales	451,053	411,982	908,721	827,657

Costs and expenses
Cost of products sold (excluding depreciation)
Distribution	200,750	193,850	412,199	392,753
Gas Operations	13,337	14,210	24,154	27,530
Selling, distribution and administrative expenses	174,737	151,235	351,036	303,954
Depreciation	18,169	15,774	36,628	31,446
Amortization	1,636	2,074	3,376	4,351
Special charges	—	—	2,694	—

Total costs and expenses	408,629	377,143	830,087	760,034

Operating income
Distribution	33,079	27,787	65,779	54,358
Gas Operations	9,345	7,052	15,549	13,265
Special charges	—	—	(2,694)	—

Total operating income	42,424	34,839	78,634	67,623

Interest expense, net	(12,040)	(11,850)	(25,161)	(22,763)
Discount on securitization of trade receivables	(899)	(1,492)	(1,750)	(2,984)
Other income (expense), net	(129)	15	(252)	(178)
Equity in earnings of unconsolidated affiliates	1,364	1,317	2,296	2,230

Earnings before income taxes and the cumulative effect of a change in accounting principle	30,720	22,829	53,767	43,928
Income taxes	11,520	8,276	20,523	15,924

Earnings before the cumulative effect of a change in accounting principle	19,200	14,553	33,244	28,004
Cumulative effect of a change in accounting principle	—	—	—	(59,000)

Net earnings (loss)	$19,200	$14,553	$33,244	$(30,996)

Basic earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.27	$.21	$.47	$.41
Cumulative effect per share of a change in accounting principle	—	—	—	(.87)

Net earnings (loss) per share	$.27	$.21	$.47	$(.46)

Diluted earnings (loss) per share:
Earnings per share before the cumulative effect of a change in accounting principle	$.27	$.21	$.46	$.41
Cumulative effect per share of a change in accounting principle	—	—	—	(.86)

Net earnings (loss) per share	$.27	$.21	$.46	$(.45)

Weighted average shares outstanding:
Basic	70,400	67,900	70,100	67,600

Diluted	71,900	69,500	72,000	68,900

Comprehensive income (loss)	$19,294	$13,035	$34,214	$(36,233)

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited) September 30, 2002	March 31, 2002
ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $8,964 at September 30, 2002 and $8,176 at March 31, 2002	$85,777	$88,634
Inventories, net	145,580	154,045
Deferred income tax asset, net	13,583	13,210
Prepaid expenses and other current assets	28,891	47,654

Total current assets	273,831	303,543

Plant and equipment, at cost	1,317,995	1,309,001
Less accumulated depreciation	(446,106)	(415,986)

Plant and equipment, net	871,889	893,015
Goodwill	421,331	406,548
Other intangible assets, net	22,094	25,718
Investments in unconsolidated affiliates	65,590	64,626
Other non-current assets	40,539	23,607

Total assets	$1,695,274	$1,717,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$83,449	$82,485
Accrued expenses and other current liabilities	116,804	136,390
Current portion of long-term debt	2,671	2,456

Total current liabilities	202,924	221,331

Long-term debt	719,337	764,124
Deferred income taxes, net	195,678	198,173
Other non-current liabilities	26,955	30,343
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at September 30, 2002 and March 31, 2002	—	—
Common stock, par value $.01 per share, 200,000 shares authorized, 75,984 and 75,193 shares issued at September 30, 2002 and March 31, 2002, respectively	760	752
Capital in excess of par value	208,508	198,500
Retained earnings	378,425	345,181
Accumulated other comprehensive loss	(3,431)	(4,401)
Treasury stock, 547 common shares at cost at September 30, 2002 and March 31, 2002, respectively	(4,289)	(4,289)
Employee benefits trust, 3,925 and 4,331 common shares at cost at September 30, 2002 and March 31, 2002, respectively	(29,593)	(32,657)

Total stockholders' equity	550,380	503,086

Total liabilities and stockholders' equity	$1,695,274	$1,717,057

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Six Months Ended September 30, 2002	Six Months Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$33,244	$(30,996)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	40,004	35,797
Deferred income taxes	(3,006)	5,400
Equity in earnings of unconsolidated affiliates	(2,296)	(2,230)
Losses on divestitures	241	—
Gains on sales of plant and equipment	(85)	(120)
Stock issued for employee stock purchase plan	4,502	3,465
Cumulative effect of a change in accounting principle	—	59,000
Other non-cash charges	—	963
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	20,500	66,000
Trade receivables, net	(20,589)	(5,820)
Inventories, net	6,264	7,473
Prepaid expenses and other current assets	18,533	6,127
Accounts payable, trade	1,437	(5,896)
Accrued expenses and other current liabilities	(12,131)	(3,399)
Other assets and liabilities, net	(4,744)	(288)

Net cash provided by operating activities	81,874	135,476

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,271)	(28,324)
Proceeds from sales of plant and equipment	2,748	2,170
Proceeds from divestitures	3,167	—
Business acquisitions and settlements of acquisition related liabilities	(4,816)	—
Dividends and fees from unconsolidated affiliates	1,402	1,528
Other, net	(686)	537

Net cash used in investing activities	(32,456)	(24,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	167,229	368,628
Repayment of debt	(224,157)	(460,920)
Financing costs	—	(8,753)
Exercise of stock options	4,998	1,739
Cash overdraft	2,512	(12,081)

Net cash used in financing activities	(49,418)	(111,387)

Change in Cash	$—	$—
Cash—Beginning of period	—	—

Cash—End of period	$—	$—

Cash paid during the period for:
Interest	$32,528	$24,768
Income taxes, net of refunds	$7,660	$16,904

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the "Company"). Unconsolidated affiliates are accounted for on the equity method and generally consist of 20 - 50% owned operations where control does not exist. Intercompany accounts and transactions are eliminated in consolidation.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company's audited consolidated financial statements for the fiscal year ended March 31, 2002.

        The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature except for the accounting changes and special charges, which are discussed in these notes to the consolidated financial statements. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

(2) ACCOUNTING CHANGES

SFAS 142

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As allowed under the Standard, the Company adopted SFAS 142 retroactively to April 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually. Upon adoption of SFAS 142, the Company performed an evaluation of goodwill, which indicated that goodwill recorded in the Distribution segment associated with its industrial tool reporting unit was impaired as of April 1, 2001. Accordingly, the Company recognized a $59 million non-cash charge, recorded as of April 1, 2001, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and as a result, no tax benefit was recorded in relation to the charge.

SFAS 144

        On April 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as required. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

(3) ACQUISITIONS & DIVESTITURES

(a) Acquisitions

        On February 28, 2002, the Company purchased the majority of Air Products and Chemicals, Inc.'s ("Air Products") U.S. packaged gas business. Below is a rollforward of the purchase price allocation, as revised, to each major asset and liability caption of the acquired packaged gas business. Such allocations have been based on estimates of fair value at the date of acquisition and are subject to revision as better estimates, such as third-party appraisals, are obtained. Additionally, the revisions include $4 million of closing costs paid subsequent to year-end. Current liabilities reflects $1.8 million of costs to close certain acquired facilities and severance for 129 employees.

(In thousands)	March 31, 2002	Revisions	(Unaudited) September 30, 2002
Current assets	$27,049	$(1,319)	$25,730
Property, plant and equipment, net	197,674	(16,036)	181,638
Goodwill	22,208	16,509	38,717
Intangible assets	3,786	—	3,786
Current liabilities	(8,635)	6,361	(2,274)
Long-term liabilities	(812)	(1,490)	(2,302)

Total	$241,270	$4,025	$245,295

(b) Divestitures

        In May 2002, the Company completed the sale of Kendeco, an industrial tool business in the Distribution segment, for cash proceeds of $3.2 million. Kendeco had sales of approximately $18 million and operating income of approximately $200 thousand during fiscal 2002. During the quarter ended June 30, 2002, the Company also resolved an indemnity claim related to a prior period divestiture. Other income (expense), net, for the six months ended September 30, 2002 includes a $241 thousand net loss from these divestiture-related transactions.

(4) SPECIAL CHARGES

        During the quarter ended June 30, 2002, the Company recorded special charges of $2.7 million consisting of a restructuring charge related to the integration of the business acquired from Air Products during the fourth quarter of fiscal 2002 and costs related to the consolidation of the Company's procurement function. The special charges include facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities to be exited and the affected employees were part of the Company's existing operations prior to the acquisition of the Air Products business.

(5) EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of shares of the Company's common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants.

        The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)
	2002	2001	2002	2001
Weighted average common shares outstanding:
Basic	70,400	67,900	70,100	67,600
Stock options and warrants	1,500	1,600	1,900	1,300

Diluted	71,900	69,500	72,000	68,900

(6) TRADE RECEIVABLES SECURITIZATION

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement expires in December 2003, but the initial term is subject to renewal provisions contained in the agreement. During the six months ended September 30, 2002, the Company sold, net of its retained interest, $987.9 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $833.4 million in collections on those receivables. The amount of outstanding receivables under the agreement was $154.5 million at September 30, 2002 and $134 million at March 31, 2002. Net proceeds received by the Company pursuant to the securitization agreement were used to reduce borrowings on its revolving credit facilities.

        The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as "Discount on securitization of trade receivables" in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables' previous carrying value. A subordinated retained interest of approximately $49 million and $41 million are included in "Trade receivables" in the accompanying Consolidated Balance Sheets at September 30, 2002 and March 31, 2002, respectively. In accordance with a servicing agreement, the Company will continue to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. The Company also maintains an allowance for doubtful accounts on trade receivables that it retains.

(7) INVENTORIES, NET

        Inventories, net, consist of:

(In thousands)	(Unaudited) September 30, 2002	March 31, 2002
Hardgoods	$131,736	$139,034
Gases	13,844	15,011

	$145,580	$154,045

        Net inventories determined by the LIFO inventory method totaled $12.1 million and $15.2 million at September 30, 2002 and March 31, 2002, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been increased $1.4 million and $1.3 million at September 30, 2002 and March 31, 2002, respectively. Substantially all of the inventories are finished goods.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities include:

(In thousands)	(Unaudited) September 30, 2002	March 31, 2002
Cash overdraft	$9,931	$7,419
Accrued payroll and employee benefits	27,430	32,443
Business insurance reserves	14,808	13,266
Health insurance reserves	10,743	7,628
Accrued interest expense	12,093	17,255
Litigation reserves	720	11,292
Taxes other than income taxes	12,977	10,441
Other accrued expenses and current liabilities	28,102	36,646

	$116,804	$136,390

        The cash overdraft is attributable to the float of the Company's outstanding checks. Accrued payroll and employee expenses decreased primarily due to the payment of prior year bonuses. Litigation reserves decreased due to the payment of the prior year Praxair, Inc. litigation settlement.

(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company's involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

        At September 30, 2002, the Company had a notional amount of $40 million in fixed interest rate swap agreements that effectively convert a corresponding amount of variable interest rate operating leases to fixed interest rate instruments. During the six months ended September 30, 2002, the Company recorded a net change in the fair value of the fixed interest rate swap agreements of $1.5 million as accumulated other comprehensive income. The net additional interest payments made under these swap agreements during the six month period were recognized in interest expense.

        At September 30, 2002, the Company also had a notional amount of $155 million in variable interest rate swap agreements that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at September 30, 2002 was $18 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

        In October 2002, the Company entered into two interest rate swap agreements totaling $50 million in notional principal amount with a term of three years, maturing in fiscal year 2006. The interest rate swaps effectively convert $50 million of variable rate debt under the Company's revolving credit facilities to fixed interest rate debt. Accordingly, the Company is required to make fixed interest payments based on an effective rate of 3.03% and receive variable interest payments from its counterparties based on the then current three-month London Interbank Offered Rate ("LIBOR") of 1.83%. The effect of these interest rate swap agreements was to adjust the Company's ratio of fixed to variable interest rates to 40% fixed and 60% variable.

(10) GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the net carrying amount of goodwill for the six months ended September 30, 2002, were as follows:

(In thousands)	Distribution Segment	Gas Operations Segment	Total
Balance at March 31, 2002	$332,325	$74,223	$406,548
Acquisitions—adjustments	15,846	348	16,194
Divestitures	(1,531)	—	(1,531)
Other adjustments	120	—	120

Balance at September 30, 2002	$346,760	$74,571	$421,331

        Other intangible assets amounted to $22.1 million (net of accumulated amortization of $80.6 million) and $25.7 million (net of accumulated amortization of $77.6 million) at September 30, 2002 and March 31, 2002, respectively. These intangible assets primarily consist of acquired customer lists amortized over 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2003—$3.8; 2004—$6.3; 2005—$4.3; 2006—$3.7; and $4.0 thereafter.

(11) STOCKHOLDERS' EQUITY

        Changes in stockholders' equity were as follows:

(In thousands of shares)	Shares of Common Stock $.01 Par Value	Treasury Stock	Employee Benefits Trust
Balance—March 31, 2002	75,193	547	4,331
Common stock issuance(a)	791	—	—
Reissuance of stock from Trust(b)	—	—	(406)

Balance—September 30, 2002	75,984	547	3,925

(In thousands of dollars)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Employee Benefits Trust	Comprehensive Income
Balance—March 31, 2002	$752	$198,500	$345,181	$(4,401)	$(4,289)	$(32,657)	$—
Net earnings	—	—	33,244	—	—	—	33,244
Common stock issuance(a)	8	4,990	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(3)	—	—	(3)
Net change in fair value of interest rate swap agreements	—	—	—	1,472	—	—	1,472
Reissuance of common stock from Trust(b)	—	1,438	—	—	—	3,064	—
Net tax on comprehensive income items	—	—	—	(499)	—	—	(499)
Tax benefit from stock option exercises	—	3,580	—	—	—	—	—

Balance—September 30, 2002	$760	$208,508	$378,425	$(3,431)	$(4,289)	$(29,593)	$34,214

(a)
Issuance of common stock for stock option exercises.

(b)
Reissuance of common stock from the Employee Benefits Trust for employee benefit programs.

Amendment to 1997 Stock Option Plan

        On July 31, 2002, the Company's stockholders approved an amendment to the 1997 Stock Option Plan (the "1997 Plan"). The amendment increased the total number of shares of Company common stock reserved for sale upon exercise of options and restricted stock awards granted under the 1997 Plan from 8 million to 11.2 million.

(12) COMMITMENTS AND CONTINGENCIES

Litigation

        The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results of operations or liquidity.

(13) SUMMARY BY BUSINESS SEGMENT

        Information related to the Company's operations by business segment for the three months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
(Unaudited) (In thousands)	Distribution	Gas Operations	Combined	Distribution	Gas Operations	Combined
Gas and rent	$214,905	$39,883	$254,788	$171,817	$38,976	$210,793
Hardgoods	195,424	841	196,265	200,528	661	201,189

Total net sales	410,329	40,724	451,053	372,345	39,637	411,982
Intersegment sales	—	10,318	10,318	—	8,413	8,413
Gross profit, excluding depreciation expense	209,579	27,387	236,966	178,495	25,427	203,922
Gross profit margin	51.1%	67.3%	52.5%	47.9%	64.2%	49.5%
Depreciation and amortization expense	16,843	2,962	19,805	14,941	2,907	17,848
Operating income	33,079	9,345	42,424	27,787	7,052	34,839
Goodwill	346,760	74,571	421,331	312,655	75,112	387,767
Total Assets	1,452,362	242,912	1,695,274	1,269,746	200,867	1,470,613

        Information related to the Company's operations by business segment for the six months ended September 30, 2002 and 2001 is as follows:

	Six Months Ended September 30, 2002			Six Months Ended September 30, 2001
(Unaudited) (In thousands)	Distribution	Gas Operations	Combined	Distribution	Gas Operations	Combined
Gas and rent	$431,862	$74,710	$506,572	$345,292	$75,782	$421,074
Hardgoods	400,522	1,627	402,149	405,367	1,216	406,583

Total net sales	832,384	76,337	908,721	750,659	76,998	827,657
Intersegment sales	—	19,671	19,671	—	17,251	17,251
Gross profit, excluding depreciation expense	420,185	52,183	472,368	357,906	49,468	407,374
Gross profit margin	50.5%	68.4%	52.0%	47.7%	64.2%	49.2%
Depreciation and amortization expense	34,136	5,868	40,004	30,021	5,776	35,797
Operating income, excluding special charges	65,779	15,549	81,328	54,358	13,265	67,623
Special charges	(2,694)	—	(2,694)	—	—	—

Operating income	63,085	15,549	78,634	54,358	13,265	67,623
Goodwill	346,760	74,571	421,331	312,655	75,112	387,767
Total Assets	1,452,362	242,912	1,695,274	1,269,746	200,867	1,470,613

(14) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

        The obligations of the Company under its senior subordinated notes ("the Notes") are guaranteed by the Company's domestic subsidiaries (the "Guarantors"). The Company's joint venture operations, foreign holdings and bankruptcy remote special purpose entity (the "Non-guarantors") are not guarantors of the Notes. The guarantees are made on a joint and several basis. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of September 30, 2002 and March 31, 2002 and for the six-month periods ended September 30, 2002 and 2001.

Condensed Consolidating Balance Sheet
September 30, 2002
(Unaudited)

(In thousands)	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$4,623	$81,154	$—	$85,777
Intercompany receivable/(payable)	—	(6,869)	6,869	—	—
Inventories, net	—	141,988	3,592	—	145,580
Deferred income tax asset, net	7,850	5,733	—	—	13,583
Prepaid expenses and other current assets	11,241	17,503	147	—	28,891

Total current assets	19,091	162,978	91,762	—	273,831
Plant and equipment, net	18,494	832,348	21,047	—	871,889
Goodwill	—	410,958	10,373	—	421,331
Other intangible assets, net	678	21,215	201	—	22,094
Investments in unconsolidated affiliates	59,786	5,804	—	—	65,590
Investments in subsidiaries	1,341,243	—	—	(1,341,243)	—
Intercompany receivable/(payable)	(162,029)	186,739	(24,710)	—	—
Other non-current assets	33,993	5,915	631	—	40,539

Total assets	$1,311,256	$1,625,957	$99,304	$(1,341,243)	$1,695,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$10,051	$70,551	$2,847	$—	$83,449
Accrued expenses and other current liabilities	53,246	61,780	1,778	—	116,804
Current portion of long-term debt	—	2,590	81	—	2,671

Total current liabilities	63,297	134,921	4,706	—	202,924
Long-term debt	691,514	6,831	20,992	—	719,337
Deferred income tax liability, net	951	187,971	6,756	—	195,678
Other non-current liabilities	5,114	21,531	310	—	26,955
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	760	—	—	—	760
Capital in excess of par value	208,508	887,501	8,224	(895,725)	208,508
Retained earnings	378,425	387,444	59,231	(446,675)	378,425
Accumulated other comprehensive loss	(3,431)	(242)	(915)	1,157	(3,431)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(29,593)	—	—	—	(29,593)

Total stockholders' equity	550,380	1,274,703	66,540	(1,341,243)	550,380
Total liabilities and stockholders' equity	$1,311,256	$1,625,957	$99,304	$(1,341,243)	$1,695,274

Condensed Consolidating Balance Sheet
March 31, 2002

(In thousands)	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$25,088	$63,546	$—	$88,634
Intercompany receivable/(payable)	—	(6,174)	6,174	—	—
Inventories, net	—	151,334	2,711	—	154,045
Deferred income tax asset, net	7,850	5,360	—	—	13,210
Prepaid expenses and other current assets	31,137	16,321	196	—	47,654

Total current assets	38,987	191,929	72,627	—	303,543
Plant and equipment, net	15,924	856,978	20,113	—	893,015
Goodwill	—	396,242	10,306	—	406,548
Other intangible assets, net	997	24,721	—	—	25,718
Investments in unconsolidated affiliates	58,578	6,048	—	—	64,626
Investments in subsidiaries	1,314,314	—	—	(1,314,314)	—
Intercompany receivable/(payable)	(141,785)	168,176	(26,391)	—	—
Other non-current assets	19,765	2,921	921	—	23,607

Total assets	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable, trade	$5,047	$74,968	$2,470	$—	$82,485
Accrued expenses and other current liabilities	60,385	75,582	423	—	136,390
Current portion of long-term debt	—	2,375	81	—	2,456

Total current liabilities	65,432	152,925	2,974	—	221,331
Long-term debt	732,544	9,828	21,752	—	764,124
Deferred income tax liability, net	951	192,004	5,218	—	198,173
Other non-current liabilities	4,767	25,268	308	—	30,343
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $.01 per share	752	—	—	—	752
Capital in excess of par value	198,500	907,765	8,224	(915,989)	198,500
Retained earnings	345,181	359,442	40,037	(399,479)	345,181
Accumulated other comprehensive loss	(4,401)	(217)	(937)	1,154	(4,401)
Treasury stock	(4,289)	—	—	—	(4,289)
Employee benefits trust	(32,657)	—	—	—	(32,657)

Total stockholders' equity	503,086	1,266,990	47,324	(1,314,314)	503,086
Total liabilities and stockholders' equity	$1,306,780	$1,647,015	$77,576	$(1,314,314)	$1,717,057

Condensed Consolidating Statement of Earnings
Six Months Ended
September 30, 2002
(Unaudited)

(In thousands)	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
Net Sales	$—	$899,019	$9,702	$—	$908,721
Costs and Expenses
Costs of products sold (excluding depreciation)	—	434,094	2,259	—	436,353
Selling, distribution and administrative expenses	24,899	316,954	9,183	—	351,036
Depreciation	1,615	33,915	1,098	—	36,628
Amortization	32	3,344	—	—	3,376
Special charges	145	2,549	—	—	2,694

Operating Income (Loss)	(26,691)	108,163	(2,838)	—	78,634
Interest (expense) income, net	(26,033)	1,369	(497)	—	(25,161)
(Discount) gain on securitization of trade receivables	—	(34,305)	32,555	—	(1,750)
Other income (expense), net	29,435	(30,189)	502	—	(252)
Equity in earnings of unconsolidated affiliates	1,710	586	—	—	2,296

Earnings (losses) before income taxes	(21,579)	45,624	29,722	—	53,767
Income tax benefit (expense)	7,553	(17,541)	(10,535)	—	(20,523)
Equity in earnings of subsidiaries	47,270	—	—	(47,270)	—

Net Earnings	$33,244	$28,083	$19,187	$(47,270)	$33,244

Condensed Consolidating Statement of Earnings
Six Months Ended
September 30, 2001
(Unaudited)

(In thousands)	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
Net Sales	$—	$817,404	$10,253	$—	$827,657
Costs and Expenses
Costs of products sold (excluding depreciation)	—	417,797	2,486	—	420,283
Selling, distribution and administrative expenses	26,723	267,691	9,540	—	303,954
Depreciation	1,508	28,856	1,082	—	31,446
Amortization	129	4,222	—	—	4,351

Operating Income (Loss)	(28,360)	98,838	(2,855)	—	67,623
Interest (expense) income, net	(25,934)	2,461	710	—	(22,763)
(Discount) gain on securitization of trade receivables	—	(32,563)	29,579	—	(2,984)
Other income (expense), net	34,358	(34,423)	(113)	—	(178)
Equity in earnings of unconsolidated affiliates	1,465	765	—	—	2,230

Earnings (loss) before income taxes and the cumulative effect of a change in accounting principle	(18,471)	35,078	27,321	—	43,928
Income tax benefit (expense)	6,465	(12,486)	(9,903)	—	(15,924)
Equity in earnings (loss) of subsidiaries	(18,990)	—	—	18,990	—
Cumulative effect of a change in accounting principle	—	(59,000)	—	—	(59,000)

Net Earnings (Loss)	$(30,996)	$(36,408)	$17,418	$18,990	$(30,996)

Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2002
(Unaudited)

(In thousands)	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
Net cash provided by operating activities	$1,763	$76,880	$3,231	$—	$81,874

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,151)	(27,514)	(2,606)	—	(34,271)
Proceeds from sales of plant and equipment	—	2,748	—	—	2,748
Proceeds from divestitures	—	3,167	—	—	3,167
Business acquisition and Acquisition liability settlements	—	(4,816)	—	—	(4,816)
Dividends and fees from unconsolidated affiliates	464	938	—	—	1,402
Other, net	(2,631)	129	1,816	—	(686)

Net cash used in investing activities	(6,318)	(25,348)	(790)	—	(32,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	166,852	—	377	—	167,229
Repayment of debt	(207,882)	(15,138)	(1,137)	—	(224,157)
Exercise of stock options	4,998	—	—	—	4,998
Cash overdraft	—	2,512	—	—	2,512
Intercompany	40,587	(38,906)	(1,681)	—	—

Net cash provided by (used in) financing activities	4,555	(51,532)	(2,441)	—	(49,418)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash—Beginning of year	—	—	—	—	—

Cash—End of year	$—	$—	$—	$—	$—

Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2001
(Unaudited)

(In thousands)	Parent	Guarantors	Non- Guarantors	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities	$(10,779)	$185,562	$(39,307)	$—	$135,476

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(27,254)	(1,070)	—	(28,324)
Proceeds from sale of plant and equipment	—	2,160	10	—	2,170
Dividends and fees from unconsolidated affiliates	1,465	63	—	—	1,528
Other, net	3,126	(5,150)	2,561	—	537

Net cash provided by (used in) investing activities	4,591	(30,181)	1,501	—	(24,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	366,089	—	2,539	—	368,628
Repayment of debt	(434,575)	(25,686)	(659)	—	(460,920)
Financing costs	(8,753)	—	—	—	(8,753)
Exercise of stock options	1,739	—	—	—	1,739
Cash overdraft	—	(12,081)	—	—	(12,081)
Intercompany	81,688	(117,614)	35,926	—	—

Net cash provided by (used in) financing activities	6,188	(155,381)	37,806	—	(111,387)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash—Beginning of year	—	—	—	—	—

Cash—End of year	$—	$—	$—	$—	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

INCOME STATEMENT COMMENTARY

Net Sales

        Net sales increased 9.5% in the quarter ended September 30, 2002 ("current quarter") compared to the quarter ended September 30, 2001 ("prior year quarter"). Sales growth is attributable to the fourth quarter fiscal 2002 acquisition of the Air Products U.S. packaged gas business (the "Air Products acquisition"). On a same-store basis, however, sales decreased 2.8% versus the prior year quarter. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to or subtracting sales of divested operations from sales reported in the prior period. These pro-forma adjustments are not reflected in the table below.

	Three Months Ended September 30,
(in thousands) Net Sales
	2002	2001	Increase
Distribution	$410,329	$372,345	$37,984	10.2%
Gas Operations	40,724	39,637	1,087	2.7%

	$451,053	$411,982	$39,071	9.5%

        The Distribution segment's principal products and services include industrial, medical and specialty gases; equipment rental; and hardgoods. Industrial gases consist of packaged and small bulk gases. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk tanks and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies. Distribution sales in the current quarter increased $38 million (10.2%) primarily from the Air Products acquisition. The Distribution segment's same-store sales declined by $13.9 million (-3.3%). The Distribution segment's same-store sales decline resulted from lower hardgoods sales of $14.4 million (-6.9%), partially offset by gas and rent sales growth of $500 thousand (0.3%). Lower sales of welding supplies and equipment and industrial tools reflect the generally weak industrial economy and continue to drive the decline in hardgoods sales. Lower safety product sales also contributed to the decline in hardgoods sales. Gas and rent sales grew slightly as pricing initiatives mitigated softening gas volumes. Gas and rent pricing initiatives have been designed to increase prices to customers with below market margins and to reduce product discounting. Gas and rent sales were also helped by growth in medical gas, rental welder and strategic account revenues. Strategic account sales (sales to large customers with multiple locations) in the current quarter of approximately $50 million increased 16% compared to the prior year quarter. The target for strategic account sales in fiscal 2003 is $180 million, representing an increase of 10% over fiscal 2002.

        The Gas Operations segment's sales primarily include dry ice and carbon dioxide that are used for cooling and for the production of food, beverages and chemical products. In addition, the segment includes businesses that produce and distribute specialty gases and nitrous oxide. Gas Operations' sales increased $1.1 million (2.7%) compared to the prior year quarter resulting from same-store sales growth and net acquisition and divestiture activity. Same-store sales increased $900 thousand (2.2%) primarily from higher volumes of liquid carbon dioxide. Net acquisition and divestiture activity increased sales by $200 thousand as sales of high-end specialty gases from the Air Products acquisition offset the divestiture of two nitrous oxide plants sold in the third quarter of fiscal 2002.

Gross Profits

        Gross profits, excluding depreciation, increased 16.2% and the gross profit margin increased 300 basis points to 52.5% during the current quarter compared to 49.5% in the prior year quarter.

	Three Months Ended September 30
(In thousands) Gross Profits			Increase
	2002	2001
Distribution	$209,579	$178,495	$31,084	17.4%
Gas Operations	27,387	25,427	1,960	7.7%

	$236,966	$203,922	$33,044	16.2%

        The increase in Distribution gross profits of $31.1 million primarily resulted from the Air Products acquisition. The Distribution segment's gross profit margin of 51.1% in the current quarter increased 320 basis points from 47.9% in the prior year quarter. The improved gross margin reflects a shift in sales mix towards higher margin gas and rent sales primarily attributable to the business acquired from Air Products, which had a sales mix consisting of 76% gas and rent. The shift in sales mix also resulted from selected gas and rent pricing initiatives and the decline in lower-margin hardgoods sales. Gas and rent sales comprised 52.4% of the Distribution segment's sales compared to 46.1% in the prior year quarter.

        The increase in Gas Operations' gross profits of $2 million was driven by production efficiencies and net acquisition and divestiture activity. Gross profits of the dry ice operations improved as a result of production efficiencies and lower raw material costs. Net acquisition and divestiture activity also improved gross profits as the high-margin specialty gas business acquired from Air Products more than compensated for the fiscal 2002 divestiture of two nitrous oxide plants. Gas Operations' gross profit margin increased 310 basis points to 67.3% from 64.2% in the prior year quarter.

Operating Expenses

        Selling, distribution and administrative expenses ("SD&A") consist of personnel and related costs, distribution and warehouse costs, occupancy expenses and other selling, general and administrative expenses. SD&A expenses increased $23.5 million (15.5%) compared to the prior year quarter primarily from the addition of the Air Products operations. On a same-store basis, operating expenses were relatively flat resulting from expense control and operational efficiency initiatives. As a percentage of net sales, operating expenses increased 200 basis points to 38.7% compared to 36.7% in the prior year quarter. The increase in operating expenses as a percentage of sales reflects the addition of the Air Products packaged gas business. Packaged gas distribution typically carries higher operating expenses than the hardgoods portion of the business.

        Depreciation expense of $18.2 million increased $2.4 million (15.2%) compared to $15.8 million in the prior year quarter. The increase in depreciation expense was primarily due to the addition of fixed assets from the Air Products acquisition. Amortization expense of $1.6 million in the current quarter decreased $438 thousand compared to the prior year quarter primarily from the expiration of certain non-compete agreements.

Operating Income

        Operating income increased 21.8% in the current quarter compared to the prior year quarter.

	Three Months Ended September 30,
(in thousands) Operating Income
	2002	2001	Increase
Distribution	$33,079	$27,787	$5,292	19.0%
Gas Operations	9,345	7,052	2,293	32.5%

	$42,424	$34,839	$7,585	21.8%

        The Distribution segment's operating income margin increased 60 basis points to 8.1% compared to 7.5% in the prior year quarter. The operating income margin increase reflects the higher gross profit margin, described above, partially offset by the increase in operating expenses as a percentage of sales.

        The Gas Operations segment's operating income margin increased 510 basis points to 22.9% in the current quarter compared to 17.8% in the prior year quarter. The improved operating income margin primarily reflects the impact of the acquired specialty gas operations of the Air Products acquisition and improved margins of the dry ice portion of the business.

Interest Expense and Discount on Securitization of Trade Receivables

        Interest expense, net, and the discount on securitization of trade receivables totaled $12.9 million representing a decrease of $403 thousand (-3.0%) compared to the prior year quarter. The decrease in interest expense resulted from lower weighted-average interest rates related to the Company's variable rate debt, which more than offset the impact of higher average debt levels. The increase in average debt levels was attributable to indebtedness associated with the Air Products acquisition.

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $154.5 million at September 30, 2002. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

        As discussed in "Liquidity and Capital Resources" and in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company's ratio of fixed to variable interest rates at September 30, 2002 was 34% fixed to 66% variable. In October 2002, the Company entered into two interest rate swap agreements, which adjusted the Company's ratio of fixed to variable interest rates to 40% fixed and 60% variable.

Income Tax Expense

        The effective income tax rate at 37.5% of pre-tax earnings in the current quarter increased from 36.3% in the prior year quarter.

Net Earnings

        Net earnings for the quarter ended September 30, 2002 were $19.2 million, or $0.27 per diluted share, compared to $14.6 million, or $0.21 per diluted share, in the prior year quarter.

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2001

INCOME STATEMENT COMMENTARY

Net Sales

        Net sales increased 9.8% in the six months ended September 30, 2002 ("current period") compared to the six months ended September 30, 2001 ("prior year period"). Sales growth is attributable to the fourth quarter fiscal 2002 acquisition of the Air Products U.S. packaged gas business. However, on a same-store basis, sales decreased 2.4% versus the prior year period. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to or subtracting sales of divested operations from sales reported in the prior period. These pro-forma adjustments are not reflected in the table below. In the second quarter of fiscal 2003, the Company modified its same-store sales computation to reflect a reallocation of $500 thousand of acquired sales from Distribution to the Gas Operations segment.

	Six Months Ended September 30,
(In thousands) Net Sales
	2002	2001	Increase	(Decrease)
Distribution	$832,384	$750,659	$81,725	10.9%
Gas Operations	76,337	76,998	(661)	(0.9%)

	$908,721	$827,657	$81,064	9.8%

        Distribution sales increased $81.7 million (10.9%) primarily due to the prior year Air Products acquisition partially offset by a decline in same-store sales. Distribution same-store sales declined $21.7 million (-2.5%) driven by a decrease in hardgoods sales of $25.3 million (-5.9%), partially offset by gas and rent sales growth of $3.6 million (0.8%). The decline in hardgoods same-store sales was driven by lower sales of welding supplies and equipment, industrial tools and safety products. The lower hardgoods sales are indicative of the generally weak industrial economy. Gas and rent same-store sales growth was driven by selective price increases implemented over the past year and by the reduction of product discounting. In addition, gas and rent sales growth was attributable to higher medical gas and strategic account sales (sales to large customer with multiple locations) as well as rental welder revenues.

        Gas Operations' sales decreased $661 thousand (-0.9%) compared to the prior year period principally from a decline in same-store sales. Same-store sales decreased $677 thousand (-0.9%) primarily from lower first quarter sales volumes of dry ice and liquid carbon dioxide attributable to competitive pressures and unusually cool temperatures in various regions. Sales of high-end specialty gases from the business acquired from Air Products effectively offset lower sales from the divestiture of two nitrous oxide plants sold in the third quarter of fiscal 2002.

Gross Profits

        Gross profits, excluding depreciation, increased 16.0% and the gross profit margin increased 280 basis points to 52.0% during the current period compared to 49.2% in the prior year period.

	Six Months Ended September 30,
(In thousands) Gross Profits			Increase
	2002	2001
Distribution	$420,185	$357,906	$62,279	17.4%
Gas Operations	52,183	49,468	2,715	5.5%

	$472,368	$407,374	$64,994	16.0%

        The increase in Distribution gross profits of $62.3 million primarily resulted from the Air Products acquisition. The Distribution segment's gross profit margin of 50.5% in the current period increased 280 basis points from 47.7% in the prior year period. The gross margin improvement resulted from a shift in the sales mix towards higher-margin gas and rent and selected price increases. The shift in sales mix was primarily attributable to the Air Products acquisition, which had a sales mix consisting of 76% gas and rent. Gas and rent sales comprised 51.9% of the Distribution segment's sales compared to 46.0% in the prior year period.

        The increase in Gas Operations' gross profits of $2.7 million (5.5%) was driven by production efficiencies of the dry ice operations and net acquisition and divestiture activity. Gas Operations' gross profits were helped by efficiencies realized in the production of dry ice, which reduced the cost per ton produced. Net acquisition and divestiture activity consisted of gross profits attributable to high margin specialty gas business acquired from Air Products, which more than compensated for the divestiture of two nitrous oxide plants during fiscal 2002. Gas Operations' gross profit margin increased by 420 basis points to 68.4% from 64.2% in the prior year period.

Operating Expenses

        Selling, distribution and administrative expenses increased $47.1 million (15.5%) compared to the prior year period principally from the addition of the Air Products operations. On a same-store basis, operating expenses were relatively flat resulting from expense control and operational efficiency initiatives. As a percentage of net sales, operating expenses increased 190 basis points to 38.6% compared to 36.7% in the prior year period. The increase in operating expenses as a percentage of sales reflects the addition of the Air Products business, a majority of which is comprised of the distribution of packaged gas. Packaged gas distribution typically carries higher operating expenses than the hardgoods portion of the business.

        Costs associated with the integration of the Air Products acquisition were $1.7 million during the current year period. Integration of the Air Products acquisition is progressing smoothly with the completion of computer conversions as well as the consolidation of more 25 locations, including 15 plants. The integration activities are expected to be completed by the end of fiscal 2003.

        Depreciation expense of $36.6 million increased $5.2 million (16.5%) compared to $31.4 million in the prior year period. The increase in depreciation expense was primarily due to the addition of fixed assets from the Air Products acquisition. Amortization expense of $3.4 million in the current period decreased $975 thousand compared to the prior year period primarily from the expiration of certain non-compete agreements.

Operating Income

        Operating income increased 16.3% in the current period compared to the prior year period. Excluding special charges, operating income increased 20.3%.

	Six Months Ended September 30,
(In thousands) Operating Income
	2002	2001	Increase	(Decrease)
Distribution	$65,779	$54,358	$11,421	21.0%
Gas Operations	15,549	13,265	2,284	17.2%
Special charges	(2,694)	—	(2,694)	—%

	$78,634	$67,623	$11,011	16.3%

        The Distribution segment's operating income margin, excluding special charges, increased 70 basis points to 7.9% compared to 7.2% in the prior year period. The operating income margin increase reflects the higher gross profit margin, described above, partially offset by the increase in operating expenses as a percentage of sales.

        The Gas Operations segment's operating income margin increased 320 basis points to 20.4% in the period compared to 17.2% in the prior year period. The improved operating income margin reflects the higher gross profit margin, described above, partially offset by the increase in operating expenses as a percentage of sales.

        Special charges of $2.7 million in the current period consist of a first quarter restructuring charge related to the integration of the business acquired from Air Products and costs related to the consolidation of the Company's procurement function. The special charges include facility exit costs associated with the closure of certain facilities and severance for approximately 130 employees. The facilities to be exited included in the special charges existed as part of the Company's operations prior to the acquisition of the Air Products business.

Interest Expense and Discount on Securitization of Trade Receivables

        Interest expense, net, and the discount on securitization of trade receivables totaled $26.9 million representing an increase of $1.2 million (4.5%) compared to the prior year period. The increase in interest expense resulted from higher average debt levels partially offset by lower weighted-average interest rates related to the Company's variable rate debt. The increase in average debt levels was attributable to indebtedness associated with acquisition activity, principally the Air Products acquisition.

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $154.5 million at September 30, 2002. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company's revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Other income (expense), net

        Other income (expense), net, in the current period reflects a $241 thousand net loss in the first quarter associated with divestiture related transactions, consisting of the completion of the sale of Kendeco, an industrial tool business in the distribution segment, and the resolution of an indemnity claim related to a prior period divestiture.

Income Tax Expense

        The effective income tax rate was 38.2% of pre-tax earnings in the current period compared to 36.3% in the prior year period. The increase in the effective income tax rate was primarily due to the net divestiture loss discussed above, which provided minimal tax benefits. Excluding the impact of the divestitures, the effective income tax rate was 37.5%.

        Pursuant to an accelerated depreciation provision of a fiscal 2002 change in the tax law, the Company anticipated receiving a tax refund of approximately $19 million during fiscal 2003 related to the assets acquired in the Air Products acquisition. After further review, it was concluded that the Company would not be eligible for the refund in fiscal 2003, but instead would receive the cash benefit over the next four years. As a result, an adjustment was made in the first quarter that resulted in approximately a $19 million reclassification between current and deferred income taxes. The adjustment did not impact net earnings or operating cash flows in the current period or in fiscal 2002.

Cumulative Effect of a Change in Accounting Principle

        In connection with the adoption of SFAS 142 on April 1, 2001, the Company performed an evaluation of goodwill, which indicated that goodwill of one reporting unit, its tool business, was impaired. The prior year period includes a $59 million non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for taxes, and consequently, no tax benefit was recorded in relation to the charge.

Net Earnings

        Net earnings for the six month period ended September 30, 2002 were $33.2 million, or $0.46 per diluted share, compared to a net loss of $31 million, or $0.45 per diluted share, in the prior year period. Excluding the current period's special charges and the prior year period's change in accounting principle, net earnings were $0.49 per diluted share versus $0.41 per diluted share for the periods ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        Net cash provided by operating activities declined to $81.9 million for the six months ended September 30, 2002 compared to $135.5 million in the comparable prior year period. In the current period, cash flows from operations were driven by an increase in net earnings adjusted for non-cash items, cash used for working capital and cash provided by the trade receivables securitization. Net earnings adjusted for non-cash items and cash used for working capital reflect the equal and opposite impact of the reversal of a $19 million tax refund related to a revised interpretation of a recent tax law change. There was no impact on operating cash flows from the deferred tax reversal. Excluding the deferred tax reversal, net earnings adjusted for non-cash items increased by $20.2 million. The increase was principally attributable to improved net earnings and higher deferred income taxes. Higher deferred income taxes resulted from accelerated tax depreciation on assets purchased in the Air Products acquisition. Excluding the deferred tax reversal, working capital used cash of $30.1 million compared to a use of cash of $1.8 million in the prior year period. The increase in working capital requirements in the current period primarily resulted from an increase in trade receivables and the settlement of accrued expenses. Trade receivables increased in conjunction with the higher sales levels associated with the Air Products acquisition. Accrued expenses used cash primarily due to the payment of the prior year settlement associated with the Praxair, Inc. litigation, accrued interest on the senior subordinated notes, and prior year bonuses. The Company's trade receivables securitization program provided cash of $20.5 million. The program was expanded to encompass the higher level of receivables. In the prior year period, the trade receivables securitization program was expanded through the sale of receivables under a second tranche, which provided cash of $66 million. Cash flows provided by operating activities were primarily used to fund capital expenditures and to repay outstanding debt.

        Cash used in investing activities totaled $32.5 million during the current period and primarily consisted of capital expenditures and the payment of business acquisition liabilities, offset by proceeds from a divestiture. Capital expenditures were $6 million higher than the comparable prior year period largely due to construction of a liquid carbon dioxide plant in Hopewell, Virginia, which is expected to become operational in January 2003. The Company estimates capital spending for fiscal 2003 to be in the range of $70 to $75 million. Business acquisitions and liability settlements of $4.8 million primarily represent payments made during the current period for transaction and other fees associated with the Air Products acquisition. The divestiture of Kendeco, an industrial tool business, during the first quarter provided cash of $3.2 million.

        Financing activities used cash of $49.4 million primarily for the net repayment of debt under the Company's revolving credit facilities of $56.9 million. Financing activities also included proceeds received from the exercise of stock options of $5 million and an increase of the cash overdraft of $2.5 million. The cash overdraft represents the balance of outstanding checks.

        Cash on hand at the end of each period presented was zero. On a daily basis, depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company's revolving credit facilities.

        The Company will continue to look for appropriate acquisitions of distributors to complement its distribution network and improve its geographic coverage. Capital expenditures, current debt maturities and any future acquisitions are expected to be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

        The Company does not currently pay dividends.

Financial Instruments

Revolving Credit Facilities

        At September 30, 2002, the Company had unsecured revolving credit facilities totaling $367.5 million and $50 million Canadian (U.S. $32.5 million) under a credit agreement with a maturity date of July 30, 2006. At September 30, 2002, the Company had borrowings under the credit agreement of approximately $178 million and $33 million Canadian (U.S. $21 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $28 million at September 30, 2002. The credit agreement contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the payment of dividends and the repurchase of common stock. Based on restrictions related to certain leverage ratios, the Company had additional borrowing capacity under the revolving credit facilities in excess of $85 million at September 30, 2002. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers' Acceptance Rates, respectively. At September 30, 2002, the effective interest rates on borrowings under the revolving credit facilities were 3.91% on U.S. borrowings and 2.96% on Canadian borrowings.

        Borrowings under the revolving credit facilities are guaranteed by certain of the Company's domestic subsidiaries and Canadian borrowings are guaranteed by foreign subsidiaries. During the fourth quarter of fiscal 2002, the Company's credit rating as determined by third-party credit agencies was lowered in response to additional indebtedness related to the Air Products acquisition. If the Company's credit rating is further reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders.

Term Loan

        At September 30, 2002, the Company had $95 million outstanding under a term loan, which was obtained during fiscal 2002 in conjunction with the Air Products acquisition. The term loan is due in quarterly installments with a final payment due July 30, 2006. The term loan is unsecured and bears a variable interest rate based on LIBOR plus a spread related to the Company's credit rating. At September 30, 2002, the effective interest rate of the term loan was 3.80%.

Senior Subordinated Notes

        At September 30, 2002, the Company had $225 million of senior subordinated notes (the "Notes") with a maturity date of October 1, 2011. The Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year. The notes contain covenants that could restrict the payment of dividends, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The notes are guaranteed on a subordinated basis by each of the domestic guarantors under the revolving credit facilities.

Medium-Term Notes and Other Debt

        The Company had the following medium-term notes outstanding at September 30, 2002: $75 million of unsecured notes due March 2004 bearing interest at a fixed rate of 7.14% and $100 million of unsecured notes due September 2006 bearing interest at a fixed rate of 7.75%. The Company's long-term debt also included acquisition notes and other long-term debt instruments. At September 30, 2002, the Company's outstanding acquisition notes and other long-term debt instruments totaled approximately $10 million and had interest rates ranging from 7.00% to 9.00%.

Interest Rate Swap Agreements

        The Company manages its exposure to changes in market interest rates through the use of interest rate swap agreements with major financial institutions. At September 30, 2002, the Company was party to a total of 7 interest rate swap agreements with an aggregate $195 million in notional principal amount. Two swap agreements with $40 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 6.46% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.84% at September 30, 2002). The remaining terms of these swap agreements range from between 22 and 24 months. Five swap agreements with $155 million in notional principal amount require the Company to make variable interest payments primarily based on six-month LIBOR (average rate of 3.58% at September 30, 2002) and receive fixed interest payments from its counterparties based on an average effective rate of 8.05% at September 30, 2002. The remaining terms of these swap agreements range from between one and nine years. The Company monitors its positions and the credit ratings of its counterparties, and does not anticipate non-performance by the counterparties. After considering the effect of interest rate swap agreements, the Company's ratio of fixed to variable interest rates was 34% fixed and 66% variable at September 30, 2002.

        In October 2002, the Company entered into two interest rate swap agreements totaling $50 million in notional principal amount with a term of three years, maturing in fiscal year 2006. The interest rate swaps effectively convert $50 million of variable rate debt under the Company's revolving credit facilities to fixed interest rate debt. Accordingly, the Company is required to make fixed interest payments based on an effective rate of 3.03% and receive variable interest payments from its counterparties based on the then current three-month LIBOR of 1.83%. The effect of these interest rate swap agreements was to adjust the Company's ratio of fixed to variable interest rates to 40% fixed and 60% variable.

        A majority of the Company's variable rate debt is based on a spread over LIBOR. Based on the Company's outstanding variable rate debt (including the effect of interest rate swap agreements) and credit rating, for every increase in LIBOR of 25 basis points, it is estimated that the Company's annual interest expense would increase approximately $1.4 million.

Trade Receivables Securitization

        The Company participates in a securitization agreement with two commercial banks to sell up to $175 million of qualifying trade receivables. The agreement expires in December 2003, but the initial term is subject to renewal provisions contained in the agreement. During the six months ended September 30, 2002, the Company sold, net of its retained interest, $987.9 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $833.4 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company's revolving credit facilities. The amount of outstanding receivables under the agreement was $154.5 million at September 30, 2002 and $134 million at March 31, 2002. See Note 6 to the Financial Statements for additional disclosures.

OTHER

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured at fair value in the period in which the liability is incurred rather than at the date of commitment to an exit or disposal plan. The Statement is effective for exit or disposal activities initiated after December 31, 2002.

        In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The Company is required to adopt SFAS 143 on April 1, 2003. The Company has evaluated SFAS 143 and does not believe its adoption will have a material impact on its results of operations, financial condition or liquidity.

Forward-looking Statements

        This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company's strategy of focusing on strategic product sales, including medical gases and welder rentals, to drive sales growth; the success of pricing initiatives in improving margins and eliminating product discounting; targeted strategic account sales growth of 10% in fiscal 2003; the ability of the Company to successfully integrate the business acquired from Air Products; the Hopewell, Virginia liquid carbon dioxide plant becoming operational in January 2003; fiscal 2003 capital spending ranging from $70 to $75 million; the identification of acquisition candidates; the funding of capital expenditures, current debt maturities and future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the ability of the Company to arrange additional sources of financing for unanticipated requirements; the Company's estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1.4 million; and the performance of counterparties under interest rate swap agreements. These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company's strategic product sales initiatives and resulting inability to drive sales growth; underlying market conditions; the market acceptance of price increases and the inability of price increases and sales growth to improve margins and offset any increases in costs; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company's products); higher than estimated interest expense resulting from increases in LIBOR; higher than estimated costs to integrate the business acquired from Air Products; potential disruption to the Company's business from integration problems associated with the business acquired from Air Products; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; capital expenditure requirements that exceed or fall short of the expected range of $70 to $75 million; construction delays or other issues related to the Hopewell, Virginia liquid carbon dioxide plant; the inability to identify and successfully integrate acquisition candidates; changes in the Company's debt levels and/or credit rating which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company's borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. After the effect of interest rate swap agreements, the ratio of fixed to variable rate debt was 34% fixed and 66% variable at September 30, 2002. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of "A' or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

        The table below summarizes the Company's market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of September 30, 2002. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

        A majority of the Company's variable rate debt is based on a spread over LIBOR. Based on the Company's outstanding variable rate debt (including the effect of interest rate swap agreements) and credit rating, for every increase in LIBOR of 25 basis points, it is estimated that the Company's annual interest expense would increase approximately $1.4 million.

	Fiscal Year of Maturity
(In millions)	2003(a)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt:
Medium-term notes	$—	$75	$—	$—	$100	$—	$—	$175	$179
Interest expense	$7	$13	$8	$8	$4	$—	$—	$40
Average interest rate	7.49%	7.49%	7.75%	7.75%	7.75%
Acquisition and other notes	$—	$2	$1	$6	$1	$—	$—	$10	$11
Interest expense	$1	$1	$1	$—	$—	$—	$—	$3
Average interest rate	7.67%	7.61%	7.77%	7.84%	8.50%
Senior subordinated notes	$—	$—	$—	$—	$—	$—	$225	$225	$243
Interest expense	$10	$21	$21	$21	$21	$21	$71	$186
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$199	$—	$—	$199	$199
Interest expense	$4	$8	$8	$8	$3	$—	$—	$31
Interest rate(b)	3.81%	3.81%	3.81%	3.81%	3.81%
Term loan	$7	$18	$22	$30	$18	$—	$—	$95	$95
Interest expense	$2	$3	$2	$1	$—	$—	$—	$8
Interest rate(b)	3.80%	3.80%	3.80%	3.80%	3.80%

	Fiscal Year of Maturity
(In millions)	2003(a)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Interest Rate Swaps:
US $denominated Swaps:
2 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$—	$40	$—	$—	$—	$—	$40	$4
Swap payments/(receipts)	$1	$2	$1	$—	$—	$—	$—	$4
Variable receive rate = 1.84% (3 month LIBOR)
Weighted average pay rate = 6.46%
5 Swaps Receive Fixed/Pay Variable
Notional amounts	$—	$30	$—	$—	$50	$—	$75	$155	$(18)
Swap payments/(receipts)	$(4)	$(7)	$(6)	$(6)	$(4)	$(3)	$(12)	$(42)
Weighted average receive rate = 8.05%
Variable pay rate = 3.58% (6 month LIBOR)
Other Off-Balance Sheet
LIBOR-based agreements:
Operating leases with trust(c)	$1	$1	$41	$—	$—	$—	$—	$43	$43
Lease expense	$1	$2	$1	$—	$—	$—	$—	$4
Trade receivables securitization(d)	$—	$155	$—	$—	$—	$—	$—	$155	$155
Discount on securitization	$2	$3	$—	$—	$—	$—	$—	$5

(a)
Fiscal 2003 financial instrument maturities and interest expense relate to the period October 1, 2002 through March 31, 2003.

(b)
The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of September 30, 2002. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers' acceptances as of September 30, 2002.

(c)
The operating lease terminates October 8, 2004, but may be renewed subject to provisions of the lease agreement.

(d)
The three-year agreement expires on December 19, 2003, but the initial term is subject to renewal provisions of the trade receivables securitization agreement.

Limitations of the tabular presentation

        As the table incorporates only those interest rate risk exposures that exist as of September 30, 2002, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company's credit rating.

Foreign Currency Rate Risk

        Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

        The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this quarterly report, have concluded that as of such date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities and Exchange Act of 1934 is processed, summarized and recorded in the periods specified in the SEC's rules and forms and were designed to ensure that information relating to the Company and the Company's consolidated subsidiaries required to be disclosed by the Company in such reports is accumulated and communicated to them by others within those entities to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

        As part of the efforts to improve operating efficiencies, the Company has been consolidating and outsourcing certain financial functions to a shared services center. The internal control structure surrounding these functions continues to be modified to reflect the new processing environment. In executing this transition, management continues to monitor the effectiveness of the new control structure. There were no significant changes to the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company's consolidated financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of the stockholders of the Company was held on July 31, 2002, where the following actions were taken:

(a)
The stockholders voted to elect John A. H. Shober, Lee M. Thomas, and Robert L. Yohe to the Board of Directors. The votes cast for each Director were as follows:

	No. of Shares
	For	Withheld
John A. H. Shober	62,931,681	4,165,102
Lee M. Thomas	63,216,062	3,880,721
Robert L. Yohe	63,216,044	3,880,739

        In addition to the Board members elected at the annual meeting, the following are directors whose terms in office as directors continued after the meeting: W. Thacher Brown, Frank B. Foster III, James W. Hovey, Peter McCausland, Paula A. Sneed, and David M. Stout.

(b)
The stockholders voted to ratify the selection of KPMG LLP as the Company's independent auditors. The votes cast in regard to the action were as follows:

No. of Shares
For	Against	Abstain
65,586,321	1,399,188	111,274
(c)
The stockholders voted to approve an amendment to the 1997 Stock Option Plan (the "1997 Plan"). The amendment to the 1997 Plan increased the total number of shares of Airgas common stock from 8,000,000 to 11,200,000 reserved for sale upon the exercise of stock options and restricted stock awards granted under the 1997 Plan. The votes cast in regard to the action were as follows:

No. of Shares
For	Against	Abstain
56,044,324	10,832,180	220,279

Item 6. Exhibits and Reports on Form 8-K

a.
Exhibits

        The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
11	Calculation of earnings per share.
99.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2
Certification of Roger F. Millay as Senior Vice President—Finance and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b.
Reports on Form 8-K

        On July 30, 2002, the Company filed a Form 8-K pursuant to Item 5, reporting its earnings for its first quarter ended June 30, 2002.

        On August 13, 2002, the Company filed a Form 8-K pursuant to Item 9, disclosing the sworn statements of its chief executive officer and chief financial officer pursuant to Order No. 4-460 issued under Section 21(a)(1) of the Securities Exchange Act of 1934.

Signatures

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.	AIRGAS EAST, INC.
(Registrant)	AIRGAS GREAT LAKES, INC. AIRGAS MID AMERICA, INC. AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Robert M. McLaughlin Robert M. McLaughlin Vice President & Controller	AIRGAS SOUTH, INC.
AIRGAS GULF STATES, INC.
AIRGAS MID SOUTH, INC.
AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
RUTLAND TOOL & SUPPLY CO., INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
PURITAN MEDICAL PRODUCTS, INC.
RED-D-ARC, INC.
AIRGAS REALTY, INC.
AIRGAS DATA, LLC
(Co-Registrant)
	BY:	/s/ Robert M. McLaughlin Robert M. McLaughlin Vice President
ATNL, INC.
(Co-Registrant)
	BY:	/s/ Connie S. Linhart Connie S. Linhart President and Treasurer (Principal Executive Officer/ Principal Financial Officer/ Principal Accounting Officer)

DATED: November 13, 2002

Certifications

I, Peter McCausland, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Airgas, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ PETER MCCAUSLAND Peter McCausland Chairman and Chief Executive Officer (Principal Executive Officer)

I, Roger F. Millay, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Airgas, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ ROGER F. MILLAY Roger F. Millay Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K